Form 10-K
period 2017-02-28
Eternal Speech, Inc.
filed 2017-06-14
CIK 1640997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2017

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to _________________________

333-205720

Commission file number

ETERNAL SPEECH, INC.

(Exact name of registrant as specified in its charter)

Nevada                                               37-1778439

State or other jurisdiction of incorporation or organization  (I.R.S. Employer Identification No.)

156/13 Moo 10 Nongprue, Banglamung Chonburi 20150 Thailand

Telephone: 775-562-0589

Securities registered pursuant to Section 12(b) of the Act:

Common

Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                                                                      [ ] Yes [ ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                         [ ] Yes [X] No

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files.                                                                                                                                     [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer                                              [ ] Accelerated filer

[ ] Non-accelerated filer (Do not check if a smaller reporting company   [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                                                                                      [X] Yes  [ ] No

As of February 28, 2017, the aggregate value of voting and non-voting common equity held by non-affiliates was $10,000. The number of outstanding shares as of February 28, 2017 was 10,000,000 shares of common stock, $0.001 par value, issued and outstanding.

PART I

Item 1. Business.

Eternal Speech was incorporated on February 19, 2015 in the State of Nevada. We plan to provide a subscription service where subscribers can leave texts, voice and/or video messages to individuals that may receive the messages after the subscriber has passed away.

Because we are a company that has either no or nominal operations or assets, or assets consisting solely of cash and cash equivalents, we are considered to be a "shell company". An investment in the shares of a shell company should be considered highly illiquid given the resale restrictions that apply to them.

The intention of the Company is to have the messages stored on the system for 10 years. The subscriber will leave instructions in their Will for their Estate executor or executrix to login to the Eternal Speech website with a special login and password that will alert the system of the subscriber’s passing; then, the system will start its automated timed sequence of events as requested by the Subscriber.

Item 1A. Risk Factors.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Properties.

The Company does not own or rent any property. Or business office space is provided by our president at no charge.

Our business office is located at 156/13 Moo 10 Nongprue, Banglamung Chonburi, Thailand.

Item 3. Legal Proceedings.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of February 28, 2017 the Company had no active shareholders.

Item 6. Selected Financial Data.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This interim report contains forward looking statements relating to our Company's future economic  performance,  plans and objectives of management for future operations, projections of revenue  mix  and  other financial items that are  based on the beliefs of, as well as assumptions made  by  and  information currently  known  to,  our  management.  The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements.  The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor’s report on our February 28, 2017 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans.

Liquidity and Capital Resources

As of February 28, 2017, Eternal Speech had $26 of cash, and $923 of cash as of February 29, 2016. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised.

We believe that we will be able to raise enough money through this offering to begin operations, but we cannot be certain that we will remain in business even if we are able to commence operations. If we are unable to successfully develop relationships with third parties vendors, develop our website, develop and execute a marketing strategy, or attract enough customers to purchase our services, we may quickly use up the proceeds from this offering and will need to find alternative sources, such as a second public offering, a private placement of securities, or loans from our officer in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional funds, other than through this offering. As well, we do not currently have any agreements or contractual relationships with any third-party service providers, customers or website designers.

Results of Operations

Since February 19, 2015 (inception) through February 28, 2017, the Company has no revenue. For fiscal year ended February 28, 2017, we incurred operating expenses in the amount of $9,439 and a net loss of and $9,439 as compared to operating expenses of $14,687 and a net loss of $14,687 for the year ended February 29, 2016.

Off Balance Sheet Arrangements.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be $90,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $8,050 over this same period. The officer and director during this period, Suthep Thepchit, has undertaken to provide the Company with operating capital to sustain the Company’s business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement.  Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Consideration Consideration

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

PCAOB Registered Auditors – www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Eternal Speech, Inc.

We have audited the accompanying balance sheets of Eternal Speech, Inc. as of February 29, 2016 and the related statements of income, stockholders’ equity (deficit), and cash flows for the year ended February 29, 2016.  Eternal Speech, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eternal Speech, Inc. as of February 29, 2016, and the related statements of income, stockholders’ equity (deficit), and cash flows for the year ended February 29, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at February 29, 2016, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

November 10, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Eternal Speech, Inc.

We have audited the accompanying balance sheet of Eternal Speech, Inc. as of February 28, 2017 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended February 28, 2017.  Eternal Speech, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eternal Speech, Inc. as of February 28, 2017, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at February 28, 2017, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing

Las Vegas, Nevada

June 7, 2017

ETERNAL SPEECH, INC

FINANCIAL STATEMENTS

February 28, 2017

Audited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO AUDITED FINANCIAL STATEMENTS

ETERNAL SPEECH, INC.

BALANCE SHEETS

Audited

	February 28, 2017	February 29, 2016

ASSETS

CURRENT ASSETS
Cash	$26	$923
Prepaid Expenses	458	-
TOTAL CURRENT ASSETS	$484	$923

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$10,100	$7,350
Loans from related party	7,250	1,000
TOTAL CURRENT LIABILITIES	$17,350	$8,350

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,000,000 shares at February 28, 2017 and at February 29, 2016	$10,000	$10,000
Accumulated Deficit	(26,866)	(17,427)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(16,866)	$(7,427)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$484	$923

The accompanying notes are an integral part of these financial statements

ETERNAL SPEECH, INC.

STATEMENTS OF OPERATIONS

Audited

	Year ended	Year ended
	February 28, 2017	February 29, 2016
REVENUE

Revenues	$-	$-
Total Revenues	$-	$-

EXPENSES

Office and general	$3,039	$4,137
Professional Fees	6,400	10,550
Total Expenses, before provision of income taxes	$9,439	$14,687

Provision for income taxes	-	-

NET LOSS	$(9,439)	$(14,687)

BASIC AND DILUTED LOSS PER COMMON SHARE	$0	$0

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements

ETERNAL SPEECH, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Audited

	Common Stock
	Number of		Additional Paid-in	Share Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, February 28, 2015	10,000,000	$10,000	$-	$-	$(2,740)	$7,260

Net loss for the period ended February 29, 2016	-	-	-	-	(14,687)	(14,687)
Balance, February 29, 2016	10,000,000	$10,000	$-	$-	$(17,427)	$(7,427)

Net loss for the period ended February 28, 2017	-	-	-	-	(9,439)	(9,439)
Balance, February 28, 2017	10,000,000	$10,000	$-	$-	$(26,866)	$(16,866)

The accompanying notes are an integral part of these financial statements

ETERNAL SPEECH, INC.

STATEMENTS OF CASH FLOWS

Audited

	Year ended	Year ended
	February 28, 2017	February 29, 2016
OPERATING ACTIVITIES
Net loss	$(9,439)	$(14,687)
Adjustment to reconcile net loss to net cash used in operating activities:
Decrease (Increase) in Prepaid Expenses	(458)	-
Increase (decrease) in accrued expenses	2,750	7,350

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(7,147)	$(7,337)

FINANCING ACTIVITIES
Loan from Related Party	6,250	1,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	$6,250	$1,000

NET INCREASE (DECREASE) IN CASH	$(897)	$(6,337)

CASH, BEGINNING OF PERIOD	$923	$7,260

CASH, END OF PERIOD	$26	$923

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

ETERNAL SPEECH, INC

NOTES TO THE AUDITED FINANCIAL STATEMENTS

February 28, 2017

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit Company on February 19, 2015 and established a fiscal year end of February 28.The Company plans to provide a subscription service where subscribers can leave texts, voice and/or video messages to individuals that may receive the messages after the subscriber has passed away.

All activities of the Company to date relate to its organization, initial funding.

In the opinion of management, the accompanying balance sheets and related statements of income, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying balance sheets, statements of operations, stockholders' equity (deficit) and cash flows include all adjustments, consisting only of normal recurring items, for their fair presentation in conformity with accounting principles generally accepted in the United States. These financial statements are presented in United States dollars.

Advertising

Advertising costs are expensed as incurred.  As of February 28, 2017, no advertising costs have been incurred.

Property

The Company does not own or rent any property.  The office space is provided by the president at no charge.

Revenue and Cost Recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Income Taxes

The Company follows the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of

ETERNAL SPEECH, INC

NOTES TO THE AUDITED FINANCIAL STATEMENTS

February 28, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company.  Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Recent Accounting Pronouncements

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $16,866 and an accumulated deficit of $26,866 and net loss from operations since inception of $26,866. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

NOTE 5 – CAPITAL STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

As of February 28, 2017, the Company has not granted any stock options and has not recorded any stock-based compensation.

On February 19, 2015 the Company issued 10,000,000 Founder's shares for cash at $0.001 per share.

On February 28, 2017, the Company has 10,000,000 Founder's shares issued and outstanding.

ETERNAL SPEECH, INC

NOTES TO THE AUDITED FINANCIAL STATEMENTS

February 28, 2017

NOTE 6 – RELATED PARTY TRANSACTIONS

As of February 28, 2017 and 2016, the Company has received $7,250 and $1,000, respectively, in loans and payment of expenses from a related party. The loans are payable on demand and without interest.

NOTE 7 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Accounting for Uncertainty in Income Taxes when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of February 28, 2017 and on February 29, 2016 are as follows:

	February 28, 2017	February 29, 2016

Net operating loss carry forward	26,866	17,427
Effective Tax rate	35%	35%
Deferred Tax Assets	9,403	6,099
Less: Valuation Allowance	(9,403)	(6,099)
Net deferred tax asset	$ 0	$ 0

The net federal operating loss carry forward will expire between 2033.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no events to disclose.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report.  Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of February 28, 2017.

Management’s Annual Report on Internal Control Over Financial Reporting

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of February 28, 2017 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Suthep Thepchit has been our President, CEO, Secretary, Treasurer and Director since our inception on February 19, 2015.

EXECUTIVE COMPENSATION

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)
Mr. Suthep Thepchit	28	President, Secretary, Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

Business Experience

Suthep Thepchit helds the position of Office Manager of Highlands Property Services since December 1, 2014, where he is responsible for overseeing the real estate side of the business.  He was previously employed as a customer service representative of a cosmetics company, importing products to Thailand from Russia. He graduated Trat Provincial High School in March 2004. He started attending Banglamung Inter-Tech College in May 2007.

He graduated from Banglamung Inter-Tech College in March 2012.  He then began attending in Siam Technology College (Bangkok, Thailand) in May 2012 and graduated (on the basis of his previous coursework) with a Bachelor’s degree in Technology and Logistics in March 2013.

Even though Mr. Thepchit has no prior experience developing and managing a public company, we believe he is capable of doing so. He came up with our business concept and is committed to the development of this Company. We also believe his professional experiences (supervision of personnel, customer service) and education in Technology and Logistics are positive factors for our success.

During the past ten years, our director and executive officer has NOT been involved in any of the legal proceedings covered by Item 401(f), described below:

“(1) A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any Federal or State securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Instructions to paragraph (f) of Item 401: 1. For purposes of computing the ten-year period referred to in this paragraph, the date of a reportable event shall be deemed the date on which the final order, judgment or decree was entered, or the date on which any rights of appeal from preliminary orders, judgments, or decrees have lapsed. With respect to bankruptcy petitions, the computation date shall be the date of filing for uncontested petitions or the date upon which approval of a contested petition became final.”

Significant Employees

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officer and director.

Involvement in Legal Proceedings

We know of no existing or pending legal proceedings against us. As well, we are not involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officer or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 11. Executive Compensation.

Our current executive officer and director has not and does not receive any compensation and has not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and its executive officer and director. Our executive officer and director has agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the director for participation. Our executive officer and director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances.  At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

Outstanding Equity Awards at Fiscal Year-End

We do not currently have a stock option plan or any long-term incentive plans that provide compensation intended to serve as an incentive for performance. No individual grants of stock options or other equity incentive awards have been made to our sole director and executive officer since our inception. Accordingly, none were outstanding at the date of this prospectus.

Stock Awards Plan

The company has not adopted a Stock Awards Plan, but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (February 19, 2015 ) through February 28, 2017.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Suthep Thepchit	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this Form 10-K, the total number of shares owned beneficially by our sole officer and director, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what this ownership will be assuming completion of the sale of all shares in this offering. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Title of Class	Name and Address Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	SUTHEP THEPCHIT 156/13 Moo 10 Nongprue Banglamung Chonburi 20150 Thailand [2]	10,000,000	68.9%

	All Officers and Directors as a Group (1 person)	10,000,000	68.9%

[1]

The person named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings. Mr. Thepchit is the only “promoter” of our company.

[2]

Beneficial ownership is determined in accordance with the Rule 13d-3(d)(1) of the Exchange Act, as amended and generally includes voting or investment power with respect to securities. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group and includes shares that could be obtained by the named individual within the next 60 days

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer and director and there is no assurance that the services to be provided by him will be available for any specific length of time in the future.  Mr. Thepchit anticipates devoting at a minimum fifteen percent of his available time to the Company’s affairs.  The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 14. Principal Accounting Fees and Services.

During the fiscal year ended February 28, 2017 we incurred approximately $4,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of financial statements for the fiscal year ended February 29, 2016.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description
3.1	Articles of Incorporation [1]
3.2	By-Laws Inc. [2]
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
23.1	Consent of Independent Registered Public Accounting Firm
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

[1] Incorporated by reference from the Company’s S-1 filed with the Commission on July 17, 2015.

[2] Incorporated by reference from the Company’s S-1 filed with the Commission on July 17, 2015.

  * Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eternal Speech, Inc.

By: /s/ Suthep Thepchit

----------------------------------------

Suthep Thepchit

President, Chief Executive Officer

and Director

Dated:  June 14, 2017