Form 10-Q
period 2017-05-31
Eternal Speech, Inc.
filed 2017-07-17
CIK 1640997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 _________________________

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2017

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________  to ________________

Comission file number: 333-205720

________________________

ETERNAL SPEECH, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	37-1778439 (IRS Employer Identification Number)

156/13 Moo 10 Nongprue, Banglamung Chonburi 20150 Thailand

Telephone: 775-562-0589

 (Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

____________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                Yes |X| No |_|

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files).                                                                        Yes |_| No |X|

(Not required by smaller reporting companies)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company.

Large accelerated filer [  ]                                            Accelerated filer [  ]

Non-accelerated filer [  ]                                      Smaller reporting Company [X]

(Do not check if a smaller reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).                                                                           Yes |X| No |_|

As of May 31, 2017, the aggregate value of voting and non-voting common equity held by non-affiliates was 71,062,500 shares of common stock, $0.001 par value, issued and outstanding.

Eternal Speech, Inc.

Quarterly Report

Item 1. Financial Statements

ETERNAL SPEECH, INC

CONDENSED FINANCIAL STATEMENTS

May 31, 2017

Condensed

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

ETERNAL SPEECH, INC

CONDENSED BALANCE SHEETS
Unaudited

	May 31, 2017	February 28, 2017

ASSETS

CURRENT ASSETS
Cash	$4,102	$26
Prepaid	332	458
TOTAL CURRENT ASSETS	$4,434	$484

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,300	$10,100
Loans from related party	17,451	7,250
TOTAL CURRENT LIABILITIES	$25,751	$17,350

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
200,000,000 shares of common stock, $0.001 par value
Issued and outstanding
71,062,500 shares at May 31, 2017 and 1,500,000,000 at February 29, 2017	$71,063	$1,500,000
Additional Paid in Capital	(66,718)	(1,490,000)
Accumulated Deficit	(25,662)	(26,866)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(21,317)	$(16,866)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$4,434	$484

The accompanying notes are an integral part of these financial statements

ETERNAL SPEECH, INC.

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	3 months ended	3 months ended
	May 31, 2017	May 31, 2016
REVENUE

Revenues	$-	$-
Total Revenues	$-	$-

EXPENSES

Office and general	$1,066	$875
Professional Fees	7,450	3,500
Total Expenses, before provision of income taxes	$8,516	$4,375

Provision for income taxes	-	-

NET LOSS	$(8,516)	$(4,375)

BASIC AND DILUTED LOSS PER COMMON SHARE	$0	$0

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,239,279,212	1,500,000,000

The accompanying notes are an integral part of these financial statements

ETERNAL SPEECH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

	3 months ended	3 months ended
	May 31, 2017	May 31, 2016

OPERATING ACTIVITIES
Net loss	$(8,516)	$(4,375)
Adjustment to reconcile net loss to net cash
used in operating activities:
Expenses paid on company's behalf by related party
Increase (decrease) in Prepaid Expenses	126	-
Increase (decrease) in accrued expenses	(1,800)	3,500

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(10,190)	$(875)

FINANCING ACTIVITIES
Proceeds from sale of common stock	4,075	-
Loan from Related Party	10,191	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	$14,266	$-

NET INCREASE (DECREASE) IN CASH	$4,076	$(875)

CASH, BEGINNING OF PERIOD	$26	$923

CASH, END OF PERIOD	$4,102	$48

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

ETERNAL SPEECH, INC

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Unaudited

May 31, 2017

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The Company was incorporated in the State of Nevada as a for-profit Company on February 19, 2015 and established a fiscal year end of February 28.The Company plans to provide a subscription service where subscribers can leave texts, voice and/or video messages to individuals that may receive the messages after the subscriber has passed away.

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in the Form 10-K.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

Currently, the Company has a working capital deficit of $21,317, an accumulated deficit of $25,662. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs

NOTE 3 - CAPITAL STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

On February 19, 2015 the Company issued 1,500,000,000 Founder's shares for cash at $0.0000067 per share.

On May 5, 2017, the Company issued 30,562,500 (203,750 pre-split) common shares for cash at $0.00013 per share.

ETERNAL SPEECH, INC

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Unaudited

May 31, 2017

NOTE 3 - CAPITAL STOCK (continued)

On May 15, 2017, the company redeemed 1,459,500,000 common shares (9,730,000 pre-split) for $10 cash. This resulted in a reduction in the Accumulated Deficit of $9,720. The stock was cancelled.

On May 17, 2017 the Company approved a 150:1 forward split of the common stock.  All shares have been retrospectively restated.

As of May 31, 2017, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no further events to disclose.

Item 2. Management`s Discussion and Analysis of Financial Condition and Results of Operations

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

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

Plan of Operation

Since February 19, 2015 (inception) through May 31, 2017, the Company has no revenue. For quarter ended May 31, 2017, we incurred operating expenses in the amount of $8,516 and a net loss of and $8,516 as compared to operating expenses of $4,375 and a net loss of $4,375 for the quarter ended May 31, 2016.

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If Eternal Speech is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be very difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering described herein and failure thereof would result in Eternal Speech having to seek capital from other resources such as debt financing, which may not even be available to the company. However, if such financing were available, because Eternal Speech is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If the company cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in Eternal Speech common stock would lose all of their investment.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

Off Balance Sheet Arrangement

The company is dependent upon the sale of its common shares to obtain the funding necessary to carry its business plan.  Our President, Suthep Thepchit has undertaken to provide the Company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing these agreements.  Investors should be aware that Mr. Thepchit expression is neither a contract nor agreement between him and the company.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officer  has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective.  As reported in our Quarterly Report on Form 10-Q for the quarter ended May 31 2017, the Company’s principal executive and financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

The material weaknesses in our disclosure control procedures are as follows:

1.           Lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2.            Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

•

 Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel.

•

 Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

Changes in Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintain records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition , use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None

Item 4. (Removed and Reserved)

Item 5. Other Information

    None

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation [1]
3.2	By-Laws Inc. [2]
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	XBRL files***

[1] Incorporated by reference from the Company’s S-1 filed with the Commission on July 17, 2015.

[2] Incorporated by reference from the Company’s S-1 filed with the Commission on July 17, 2015.

* Included in Exhibit 31.1

** Included in Exhibit 32.1

*** Includes the following materials contained in this Quarterly Report on Form 10-Q ended May 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eternal Speech, Inc.

By: /s/ Suthep Thepchit

----------------------------------------

Suthep Thepchit

President, Chief Executive Officer

and Director

                   Dated:  July 17, 2017