Form 10-Q
period 2017-11-30
Eternal Speech, Inc.
filed 2018-03-21
CIK 1640997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 _________________________

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2017

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

Large accelerated filer [  ]

                             Accelerated filer [  ]

Non-accelerated filer[  ]                                      Smaller reporting Company [X]

(Do not check if a smaller reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).                                                                           Yes |X| No |_|

As of November 30, 2017, the aggregate value of voting and non-voting common equity held by non-affiliates was 71,062,500 shares of common stock, $0.001 par value, issued and outstanding.

Eternal Speech, Inc.

Quarterly Report

Item 1. Financial Statements

ETERNAL SPEECH, INC

CONDENSED FINANCIAL STATEMENTS

November 30, 2017

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

ETERNAL SPEECH, INC

CONDENSED BALANCE SHEETS
Unaudited

	November 30, 2017	February 28, 2017

ASSETS
CURRENT ASSETS
Cash	$100	$26
Prepaid	80	458
TOTAL CURRENT ASSETS	$180	$484

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$11,345	$10,100
Loans from related party	24,226	7,250
TOTAL CURRENT LIABILITIES	$35,571	$17,350

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
200,000,000 shares of common stock, $0.001 par value
Issued and outstanding
71,062,500 shares at November 30, 2017 and 1,500,000,000 at February 28, 2017	$71,063	$1,500,000
Additional Paid in Capital	(66,718)	(1,490,000)
Accumulated Deficit	(39,736)	(26,866)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(35,391)	$(16,866)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$180	$484

The accompanying notes are an integral part of these financial statements

ETERNAL SPEECH, INC.

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	3 months ended	3 months ended	9 months ended	9 months ended
	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016
REVENUE
Revenues	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-

EXPENSES
Office and general	$649	$572	$9,240	$1,447
Professional Fees	4,450	700	13,350	4,200
Total Expenses, before provision of income taxes	$5,099	$1,272	$22,590	$5,647

Provision for income taxes	-	-	-	-

NET LOSS	$(5,099)	$(1,272)	$(22,590)	$(5,647)

BASIC AND DILUTED LOSS PER COMMON SHARE	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	71,062,500	1,500,000,000	464,662,500	1,500,000,000

The accompanying notes are an integral part of these financial statements

ETERNAL SPEECH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

	9 months ended	9 months ended
	November 30, 2017	November 30, 2016
OPERATING ACTIVITIES
Net loss	$(22,590)	$(5,647)
Adjustment to reconcile net loss to net cash
used in operating activities:
Expenses paid on company's behalf by related party
(Increase)Decrease in Prepaid Expenses	378	-
Increase (decrease) in accrued expenses	1,245	(800)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(20,967)	$(6,447)

FINANCING ACTIVITIES
Proceeds from sale of common stock	4,065	-
Loan from Related Party	16,976	5,550

NET CASH PROVIDED BY FINANCING ACTIVITIES	$21,041	$5,550
NET INCREASE (DECREASE) IN CASH	$74	$(897)
CASH, BEGINNING OF PERIOD	$26	$923
CASH, END OF PERIOD	$100	$26

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

ETERNAL SPEECH, INC

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

November 30, 2017

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

Currently, the Company has a working capital deficit of $35,391, an accumulated deficit of $39,736. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

November 30, 2017

NOTE 3 - CAPITAL STOCK (continued)

On May 15, 2017, the company redeemed 1,459,500,000 common shares (9,730,000 pre-split) for $10 cash. This resulted in a reduction in the Accumulated Deficit of $9,720. The stock was cancelled.

On May 17, 2017 the Company approved a 150:1 forward split of the common stock.  All shares have been retrospectively restated.

As of November 30, 2017, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

Plan of Operation

Since February 19, 2015 (inception) through November 30, 2017, the Company has no revenue.

We incurred operating expenses in the amount of $5,099 and $1,272 during the quarter ended November 30, 2017 and 2016, respectively, compared to $22,590 and $5,647 during the nine month period ended November 30, 2017 and 2016, respectively. General and Administrative expenses (as attorney, accountant and auditor amounts) were the difference from nine month period to three month period ended November 30, 2017.

We incurred a net loss of $5,099 and 1,272 during the quarter ended November 30, 2017 and 2016, respectively, compared to $22,590 and $5,647 during the nine month period ended November 30, 2017 and 2016.

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

Liquidity and Capital Resources

As of November 30, 2017, Eternal Speech had $100 of cash, and $26 of cash as of February 28, 2017. Management believes this amount will not satisfy our cash requirements for the next six months or until such time that additional proceeds are raised.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officer  has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective.  As reported in our Quarterly Report on Form 10-Q for the quarter ended November 30 2017, the Company’s principal executive and financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

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

* Included in Exhibit 31.1

** Included in Exhibit 32.1

*** Includes the following materials contained in this Quarterly Report on Form 10-Q ended November 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eternal Speech, Inc.

By: /s/ Suthep Thepchit

----------------------------------------

Suthep Thepchit

President, Chief Executive Officer

and Director

Dated:  March 21, 2018