Form 10-K
period 2018-02-28
Eternal Speech, Inc.
filed 2018-06-13
CIK 1640997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2018

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

[ ] Large accelerated filer                                              [ ] Accelerated filer

[ ] Non-accelerated filer (Do not check if a smaller reporting company)  [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                                                                                      [X] Yes  [ ] No

As of February 28, 2018, the aggregate value of voting and non-voting common equity held by non-affiliates was $71,063. The number of outstanding shares as of February 28, 2017 was 71,062,500 shares of common stock, $0.001 par value, issued and outstanding.

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

As of February 28, 2018 the Company had 31 active shareholders.

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

Our auditor’s report on our February 28, 2018 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans.

Liquidity and Capital Resources

As of February 28, 2018, Eternal Speech had $18 of cash, and $26 of cash as of February 28, 2017. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised.

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

Results of Operations

Since February 19, 2015 (inception) through February 28, 2018, the Company has no revenue. For fiscal year ended February 28, 2018, we incurred operating expenses in the amount of $26,952 and a net loss of and $26,952 as compared to operating expenses of $9,439 and a net loss of $9,439 for the year ended February 28, 2017.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Eternal Speech, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Eternal Speech, Inc. (the “Company”) as of February 28, 2018 and February 28, 2017 and the related statements of operations, stockholders’ (deficit), and cash flows for each of the years in the two year period ended February 28, 2018, and the related notes (collectively referred to as the “financial statements”).   In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2018 and February 28, 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended February 28, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at February 28, 2018, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing
We have served as the Company’s auditor since 2015

Las Vegas, Nevada

May 29, 2018

ETERNAL SPEECH, INC

FINANCIAL STATEMENTS

February 28, 2018

Audited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO AUDITED FINANCIAL STATEMENTS

ETERNAL SPEECH, INC.

BALANCE SHEETS

Audited

	February 28, 2018	February 28, 2017

ASSETS

CURRENT ASSETS
Cash	$18	$26
Prepaid	-	458
TOTAL CURRENT ASSETS	$18	$484

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$14,395	$10,100
Loans from related party	25,376	7,250
TOTAL CURRENT LIABILITIES	$39,771	$17,350

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
71,062,500 shares at February 28, 2018 and 1,500,000,000 at February 28, 2017	$71,063	$1,500,000
Additional Paid in Capital	(66,718)	(1,490,000)
Accumulated Deficit	(44,098)	(26,866)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(39,753)	$(16,866)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$18	$484

The accompanying notes are an integral part of these financial statements

ETERNAL SPEECH, INC.

STATEMENTS OF OPERATIONS

Audited

	Year ended	Year ended
	February 28, 2018	February 28, 2017
REVENUE
Revenues	$-	$-
Total Revenues	$-	$-

EXPENSES
Office and general	$10,652	$3,039
Professional Fees	16,300	6,400
Total Expenses, before provision of income taxes	$26,952	$9,439

Provision for income taxes	-	-
NET LOSS	$(26,952)	$(9,439)

BASIC AND DILUTED LOSS PER COMMON SHARE	$0	$0

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	71,062,500	1,500,000,000

The accompanying notes are an integral part of these financial statements

ETERNAL SPEECH, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

February 28, 2018

Audited

	Common Stock
	Number of		Additional Paid-in	Share Subscriptions	Accumulated
	shares	Amount	Capital	Receivable	Deficit	Total
Balance, February 29, 2016	1,500,000,000	$1,500,000	$(1,490,000)	$-	$(17,427)	$(7,427)

Net loss for the period ended February 28, 2017	-	-	-	-	(9,439)	(9,439)

Balance, February 28, 2017	1,500,000,000	$1,500,000	$(1,490,000)	$-	$(26,866)	$(16,866)

Common stock issued for cash	30,562,500	30,563	(26,488)			4,075

Share Redemption for cash	(1,459,500,000)	(1,459,500)	1,449,770		9,720	(10)

Net loss for the period ended February 28, 2018					(26,952)	(26,952)

Balance, February 28, 2018	71,062,500	$71,063	$(66,718)	$-	$(44,098)	$(39,753)

On May 17, 2017 the Company approved a 150:1 forward split of the common stock.  All shares have been retrospectively restated

The accompanying notes are an integral part of these financial statements

ETERNAL SPEECH, INC.

STATEMENTS OF CASH FLOWS

Audited

	Year ended	Year ended
	February 28, 2018	February 28, 2017

OPERATING ACTIVITIES
Net loss	$(26,952)	$(9,439)
Adjustment to reconcile net loss to net cash
used in operating activities:
Expenses paid on company's behalf by related party
(Increase) decrease in Prepaid Expenses	458	(458)
Increase (decrease) in accrued expenses	4,295	2,750
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(22,199)	$(7,147)

FINANCING ACTIVITIES
Proceeds from sale of common stock	4,065	-
Loan from Related Party	18,126	6,250
NET CASH PROVIDED BY FINANCING ACTIVITIES	$22,191	$6,250

NET INCREASE (DECREASE) IN CASH	$(8)	$(897)

CASH, BEGINNING OF PERIOD	$26	$923

CASH, END OF PERIOD	$18	$26

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

ETERNAL SPEECH, INC

NOTES TO THE AUDITED FINANCIAL STATEMENTS

February 28, 2018

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit Company on February 19, 2015 and established a fiscal year end of February 28. The Company plans to provide a subscription service where subscribers can leave texts, voice and/or video messages to individuals that may receive the messages after the subscriber has passed away.

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

Advertising

Advertising costs are expensed as incurred.  As of February 28, 2018, no advertising costs have been incurred.

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

Income Taxes

The Company follows the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $39,753 and net loss from operations since inception of $44,098. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs.

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

As of February 28, 2018, the Company has not granted any stock options and has not recorded any stock-based compensation.

On February 19, 2015 the Company issued 1,500,000,000 Founder's shares for cash.

On February 28, 2018, there were 71,062,500 shares issued and outstanding.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of February 28, 2018 and 2017, the Company has received $25,376 and $7,250, respectively, in loans and payment of expenses from the President. The loans are payable on demand and without interest.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of February 28, 2018 and on February 28, 2017 are as follows:

	February 28, 2018	February 28, 2017

Net operating loss carry forward	26,952	9,439
Effective Tax rate	35%	35%
Deferred Tax Assets	9,433	3,304
Less: Valuation Allowance	(9,433)	(3,304)
Net deferred tax asset	$ 0	$ 0

The net federal operating loss carry forward will expire between 2034.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report.  Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of February 28, 2018.

Management’s Annual Report on Internal Control Over Financial Reporting

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of February 28, 2018 and communicated the matters to our management.

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

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Suthep Thepchit has been our President, CEO, Secretary, Treasurer and Director since our inception on February 19, 2015.

EXECUTIVE COMPENSATION

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)
Mr. Suthep Thepchit	29	President, Secretary, Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

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

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (February 19, 2015 ) through February 28, 2018.

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

Item 14. Principal Accounting Fees and Services.

During the fiscal year ended February 28, 2018 we incurred approximately $4,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of financial statements for the fiscal year ended February 29, 2017.

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

Dated:  June 13, 2018