Form 10-Q
period 2018-05-31
Eternal Speech, Inc.
filed 2018-07-23
CIK 1640997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 _________________________

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2018

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

156/13 Moo 10 Nongprue, Bang Lamung, Chonburi, 20150, Thailand

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

Large accelerated filer [  ]

                              Accelerated filer [  ]

Non-accelerated filer[ ](Do not check if a smaller reporting Company)        Smaller reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).                                                              Yes |X| No |_|

As of May 31, 2018, the aggregate value of voting and non-voting common equity held by non-affiliates was 71,062,500 shares of common stock, $0.001 par value, issued and outstanding.

Eternal Speech, Inc.

Quarterly Report

Item 1. Financial Statements

ETERNAL SPEECH, INC

CONDENSED FINANCIAL STATEMENTS

May 31, 2018

Unaudited

CONDENSED BALANCE SHEETS

CONDENSED STATEMENTS OF OPERATIONS

CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

ETERNAL SPEECH, INC

CONDENSED BALANCE SHEETS
Unaudited

	May 31, 2018	February 28, 2018

ASSETS

CURRENT ASSETS
Cash	$47	$18
Prepaid	12,000	-
TOTAL CURRENT ASSETS	$12,047	$18

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$17,350	$14,395
Loans from related party	47,406	25,376
TOTAL CURRENT LIABILITIES	$64,756	$39,771

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
200,000,000 shares of common stock, $0.001 par value
Issued and outstanding
71,062,500 shares at May 31, 2018 and at February 28, 2018	$71,063	$71,063
Additional Paid in Capital	(66,718)	(66,718)
Accumulated Deficit	(57,054)	(44,098)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(52,709)	$(39,753)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$12,047	$18

The accompanying notes are an integral part of these financial statements

ETERNAL SPEECH, INC.

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	3 months ended	3 months ended
	May 31, 2018	May 31, 2017
REVENUE
Revenues	$-	$-
Total Revenues	$-	$-

EXPENSES
Office and general	$1,256	$1,066
Professional Fees	11,700	7,450
Total Expenses, before provision of income taxes	$12,956	$8,516

Provision for income taxes	-	-

NET LOSS	$(12,956)	$(8,516)

BASIC AND DILUTED LOSS PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	71,062,500	1,239,279,912

The accompanying notes are an integral part of these financial statements

ETERNAL SPEECH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

	3 months ended	3 months ended
	May 31, 2018	May 31, 2017

OPERATING ACTIVITIES
Net loss	$(12,956)	$(8,516)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses paid on company's behalf by related party
(Increase)Decrease in Prepaid Expenses	(12,000)	126
Increase (decrease) in accrued expenses	2,955	(1,800)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(22,001)	$(10,190)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	4,075
Loan from Related Party	22,030	10,191

NET CASH PROVIDED BY FINANCING ACTIVITIES	$22,030	$14,266

NET INCREASE (DECREASE) IN CASH	$29	$4,076

CASH, BEGINNING OF PERIOD	$18	$26

CASH, END OF PERIOD	$47	$4,102

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

ETERNAL SPEECH, INC

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

Unaudited

May 31, 2018

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

Currently, the Company has a working capital deficit of $52,709, an accumulated deficit of $57,054. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

May 31, 2018

NOTE 3 - CAPITAL STOCK (continued)

On May 15, 2017, the company redeemed 1,459,500,000 common shares (9,730,000 pre-split) for $10 cash. This resulted in a reduction in the Accumulated Deficit of $9,720. The stock was cancelled.

On May 17, 2017 the Company approved a 150:1 forward split of the common stock.  All shares have been retrospectively restated.

As of May 31, 2018, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

Plan of Operation

Since February 19, 2015 (inception) through May 31, 2018, the Company has no revenue.

We incurred operating expenses in the amount of $12,956 and $8,516 during the quarter ended May 31, 2018 and 2017, respectively.

We incurred a net loss of $12,956 and $8,516 during the quarter ended May 31, 2018 and 2017, respectively.

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

Liquidity and Capital Resources

As of May 31, 2018, Eternal Speech had $47 of cash, and $18 of cash as of February 28, 2018. Management believes this amount will not satisfy our cash requirements for the next six months or until such time that additional proceeds are raised.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officer  has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective.  As reported in our Quarterly Report on Form 10-Q for the quarter ended May 31 2018, the Company’s principal executive and financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

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

* Included in Exhibit 31.1

** Included in Exhibit 32.1

*** Includes the following materials contained in this Quarterly Report on Form 10-Q ended May 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eternal Speech, Inc.

By: /s/ Suthep Thepchit

----------------------------------------

Suthep Thepchit

President, Chief Executive Officer

and Director

Dated:  July 23, 2018