Form 10-K/A
period 2018-02-28
Eternal Speech, Inc.
filed 2018-08-17
CIK 1640997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

/A

Amendment no.1

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

Explanatory Note:  Eternal Speech Company is amending this Annual Report on Form 10-K for the annual year ended February 28, 2018, which was originally filed with the SEC on June 13, 2018, to add exhibit 101 consisting of our interactive data files pursuant to Rule 405 of Regulation S-T and adjustments in the financial statements .

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description
3.1	Articles of Incorporation [1]
3.2	By-Laws Inc. [2]
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934 [3]
23.1	Consent of Independent Registered Public Accounting Firm [3]
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [3]
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

[1] Incorporated by reference from the Company’s S-1 filed with the Commission on     July 17, 2015.

[2] Incorporated by reference from the Company’s S-1 filed with the Commission on     July 17, 2015.

[3] Filed on June 13, 2018

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

Dated:   August 17, 2018