Form 10-K/A
period 2017-02-28
Eternal Speech, Inc.
filed 2018-08-28
CIK 1640997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

/A

Amendment no. 1

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

Explanatory Note:  Eternal Speech Company is amending this Annual Report on Form 10-K for the annual year ended February 28, 2017, which was originally filed with the SEC on June 14, 2017, to add exhibit 101 consisting of our interactive data files pursuant to Rule 405 of Regulation S-T and adjustments in the financial statements.

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

[3] Filed on June 14, 2017.

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

Dated:   August 28 , 2018